Form 10-K
period 2004-12-31
GS Mortgage GSAMP Trust 2004-SEA2
filed 2005-03-31
CIK 1296038

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                  Commission File Number  333-100818-41

                          GS MORTGAGE SECURITIES CORP.
            (as Depositor under the Pooling and Servicing Agreement, dated as of June 1, 2004, providing for the issuance of
             Mortgage Pass-Through Certificates, Series 2004-SEA2) (Exact name of registrant as specified in its charter)

       Delaware                                       13-6357101
 (State or other jurisdiction of               (IRS Employer Identification No.)
     incorporation)

85 Broad Street
New York, NY                                                    10004
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code :  (212) 902-1000


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

Not Applicable.

                    Documents incorporated by reference: None

PART I

Item 1.  Business.

         Not Applicable.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

     The Registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement, the trustee, any servicer or the Registrant with respect to the trust other than routine litigation incidental to the duties of the respective parties.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Currently, there is no established secondary market for the Certificates known to the Registrant. As of December 31, 2004, the number of holders of each class of offered certificates was 20 based on records provided by DTC.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1) Financial Statements:

        Not Applicable.

    (2) Financial Statement Schedules:

        Not Applicable.

    (3) Exhibits:

     Rule 13a-14(a)/15d-14(a) Certification, filed as Exhibit 31.1 hereto

     Annual Independent Accountants' Report with Management Assertion, filed as Exhibit 99.1 hereto.

     Servicer's Annual Statement as to Compliance, filed as Exhibit 99.2 hereto.

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed in Item (15)(a)(3) above.

(c) Not applicable.

GSAMP Trust 2004-SEA2
Mortgage Pass-Through Certificates, Series 2004-SEA2
-----------------------------------------------------------------------


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              By:   /s/ Michelle Gill
                                   --------------------------------------
                            Name:  Michelle Gill
                           Title:  Vice President
                            Date:  March 30, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

31.1    Rule 13a-14(a)/15d-14(a) Certification

99.1    Annual Independent Accountants'Report with Management Assertion

        a) Bank One, N.A.
        b) Ocwen Federal Bank FSB

99.2    Annual Servicer's Statement as to Compliance

        a) Bank One, N.A.
        b) Ocwen Federal Bank FSB

                                  EXHIBIT 31.1
                 Annual Rule 13a-14(a)/15d-14(a) Certification


                            DEPOSITOR CERTIFICATION

     Re: GSAMP Trust 2004-SEA2 (the "Trust") Mortgage Pass-Through Certificates, Series 2004-SEA2, issued pursuant to the Pooling and Servicing Agreement, dated as of June 1, 2004 (the "Pooling and Servicing Agreement"), among GS Mortgage Securities Corp., as depositor (the "Depositor"), Ocwen Federal Bank FSB, as servicer ("Ocwen"), Bank One, N.A. as servicer and responsible party (the "Responsible Party") and JPMorgan Chase Bank, as trustee and Backup servicer (the "Trustee")

I, Michelle Gill, certify that:

     1. I have reviewed this annual report on Form 10-K ("Annual Report"), and all reports on Form 8-K containing distribution reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of the Trust;

     2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

     3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicers under the Trust Agreement and Servicing Agreements, for inclusion in the Reports is included in the Reports;

     4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Trustee in accordance with the terms of the Servicing Agreements, and except as disclosed in the Reports, the Servicers have fulfilled their obligations under the Servicing Agreements; and

     5. The Reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Trust Agreement, that is included in the Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Trustee and the Servicers.


     Date: March 30, 2005
           --------------------------------

       By:   /s/ Michelle Gill
            --------------------------------------
     Name:  Michelle Gill
     Title: Vice President
            GS MORTGAGE SECURITIES CORP.

EXHIBIT 99.1 - Annual Independent Accountants' Report with Management Assertion

PRICEWATERHOUSECOOPERS

                                                   PricewaterhouseCoopers LLP
                                                   PricewaterhouseCoopers Center
                                                   300 Madison Avenue
                                                   New York, NY 10017
                                                   Telephone (646) 471-3000
                                                   Facsimile (813) 286-6000


                         Report of Independent Auditors


To the Board of Directors and Stockholder of Chase Home Finance LLC:



We have examined management's assertion about Chase Home Finance LLC's (formerly known as Chase Manhattan Mortgage Corporation) (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004 included in the accompanying management assertion (See Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


By: /s/ PricewaterhouseCooper LLP
    -----------------------------
    PricewaterhouseCooper LLP

March 11, 2005

                                                                       Exhibit I


                  Mangement's Assertion Concerning Compliance
                     with USAP Minimum Servicing Standards


March 11, 2005


As of and for the year ended December 31, 2004, Chase Home Finance LLC (formerly known as Chase Manhattan Mortgage Corporation) (the "Company") has complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). These Standards are applicable only to the Company's prime and subprime mortgage portfolios.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $250,000,000 and $25,000,000 respectively.



By: /s/ Thomas L. Wind                          By: /s/ Scott Powell
   -------------------                              ----------------
   Thomas L. Wind                                   Scott Powell
   Co-Chief Executive Officer                       Co-Chief Executive Officer
   Chase Home Finance LLC                           Chase Home Finance LLC


By: /s/ Terry L. Gentry
    -------------------
    Terry L. Gentry
    SVP of Servicing
    Chase Home Finance LLC

PricewaterhouseCoopers LLP
222 Lakeview Avenue
Suite 360
West Palm Beach, FL 33401


INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT'S REPORT

To the Board of Directors
Ocwen Federal Bank FSB

We have examined management's assertion, included in the accompanying Management Assertion on Compliance with USAP, that, except for the noncompliance related to reconciliations described in the third paragraph and the noncompliance related to adjustable rate mortgages described in the fifth paragraph, Ocwen Federal Bank FSB (the "Bank") complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing other such procedures as we consider necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

Our examination disclosed noncompliance with minimum servicing standards related to account reconciliations and adjustable rate mortgages applicable to the Bank during the year ended December 31, 2004. Such noncompliance is described in the accompanying Management Assertion on Compliance with USAP.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards, except for noncompliance as described in the accompanying Management Assertion on Compliance with USAP, as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


By:  /s/PricewaterhouseCoopers, LLC
------------------------------------
PricewaterhouseCoopers, LLC

March 29, 2005

                  MANAGEMENT ASSERTION ON COMPLIANCE WITH USAP

March 11, 2005

As of and for the year ended December 31, 2004, except as specifically noted below, Ocwen Federal Bank FSB (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP").

Standard: Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be mathematically accurate, be prepared within forty five (45) calendar days of the cutoff date; be reviewed and approved by someone other than the person who prepared the reconciliation; and document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

Certain reconciling items which arose during the year ended December 31, 2004 were not cleared within 90 days of their original identification. Management has developed and implemented an action plan and continues to resolve outstanding reconciling items. All significant reconciling items have been isolated and reviewed by the Bank, and the Bank believes these items will not have a material impact on the status of any custodial accounts.

Standard: Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.


Certain ARM loans serviced by the Bank have odd due dates (i.e., due dates other than the first day of the month). The mortgage notes or ARM riders for some of the odd due date loans establish a look-back date for the applicable index at a certain number of days prior to each Change Date, for example, 45 days prior to the effective Change Date. The Bank determines the look-back date by using 30-day month when subtracting the actual number of look-back days stated in the Mortgage Note or ARM rider from the effective Change Date. Some months that have more or less than 30 days may therefore have a miscalculated look-back date, resulting in the index rate being used on an incorrect date, but generally no more than a two-business day difference. This has resulted in some minor differences in the calculated monthly payment amount, which could be either higher or lower, depending on the movement in interest rates.

Management has implemented a corrective action plan to review the internal procedures for processing these types of ARM adjustments, which includes adjusting the borrower accounts where necessary. The Bank believes that these differences did not have a material impact on any mortgagor or investor.

As of and for this same period, the Bank had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $5,000,000.



By: /s/ Ronald M. Faris
------------------------
Ronald M. Faris
President


By: /s/ Scott W. Andreson
-------------------------
Scott W. Andreson
Senior Vice President of Residential Assets


By: /s/ Brian J. LaForest
--------------------------
Brian J. LaForest
Director of Investor Reporting


By: /s/ Paul E. Neff
--------------------
Paul E. Neff
Director of Servicing Operations

EXHIBIT 99.2 - Annual Servicer's Statement as to Compliance

CHASE

March 29, 2005



JPMorgan Chase Bank, N.A.
4 New York Plaza - 6th Floor
New York, NY 10004
Attn: Tom Venusti


                             OFFICER'S CERTIFICATE

Ref: The Pooling and Servicing Agreement dated as of June 1, 2004 between GS
     MORTGAGE SECURITIES CORP., as Depositor, OCWEN FEDERAL BANK FSB, as Servicer, BANK ONE, N.A., as Responsible Party and Servicer, and JPMORGAN CHASE BANK, N.A. (formerly known as JPMorgan Chase Bank), as Trustee and Backup Servicer



The following shall certify that, (i) a review of the activities of the Servicer which ended under this Agreement as of June 30, 2004 and of performance under this Agreement hs been made under such officer's supervision, and (ii) to the best of such officer's knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement as of June 30, 2004.


By: /s/Terry L. Gentry
    ------------------
Name:  Terry L. Gentry
Title: Senior Vice President

                             Ocwen Federal Bank FSB
              Compliance Certification Year ended December 31, 2004
                                 GSAMP 2004 SEA2


The undersigned Officer of Ocwen Federal Bank FSB (the "Serivcer") confirms that a review of the activities of the Servicer during the calendar year ending on December 31, 2004 and of the performance of the Servicer under the Pooling and Servicing Agreement for GSAMP Trust 2004-SEA2 dated June 1, 2004 (the "Servicing Agreement") has been made under his supervision. Except as noted on the Management Assertion on Compliance with USAP, to the best of the undersigned Officer's knowledge, based on such review, the Servicer has fulfilled all of its obligations as set forth in the Servicing Agreement.

By:  /s/ Scott W. Anderson                      Dated:  March 15, 2005
----------------------------------------
Scott W. Anderson, Senior Vice President




                             Ocwen Federal Bank FSB
           1675 Palm Beach Lakes Boulevard, West Palm Beach, FL 33401
            Mail to: P.O. Box 24737, West Palm Beach, FL 33416-4737